Form 10-K
CD 2007-CD5 Mortgage Trust
filed 2008-03-28
CIK 1417482

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2007

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period to __________ from _______________

     Commission file number of issuing entity: 333-130390-05

                        CD 2007-CD5 Mortgage Trust
          (Exact name of issuing entity as specified in its Charter)

              Deutsche Mortgage & Asset Receiving Corporation
           (Exact name of depositor as specified in its Charter)

                     Citigroup Global Markets Realty Corp.
             (Exact name of sponsor as specified in its Charter)
                     German American Capital Corporation
             (Exact name of sponsor as specified in its Charter)
              Dexia Real Estate Capital Markets (formerly known as
                      Artesia Mortgage Capital Corporation)
             (Exact name of sponsor as specified in its Charter)

                                                            26-1434555
                                                            26-1434579
                                                            26-6110419
                                                            26-6110431
                   New York                                 26-6110440
           (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization                Identification Number)
               of issuing entity)                        of issuing entity)

    c/o Deutsche Bank Trust Company Americas
     1761 East St. Andrew Place, Santa Ana California            92705
(Address of principal executive offices                     (Zip Code of
         of issuing entity)                                issuing entity)

            Issuing entity's telephone number, including area code:
                               (714) 247-6000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.* Yes[ ] No[X]

     * The issuing entity has been required to file reports with respect to the period following the issuance of securities and ending
       December 31, 2007.  The issuing entity has filed a Form 15.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.* Yes [X] No [ ]

     * The issuing entity has been required to file reports with respect to the period following the issuance of securities and ending
       December 31, 2007.  The issuing entity has filed a Form 15.

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment
     to this Form 10-K.                                  [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X] (Do not Check if a smaller reporting company) Smaller reporting company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     Pooling and Servicing Agreement (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K on December 14, 2007) incorporated by reference in Part IV.

     Mortgage Loan Purchase Agreement (Filed as Exhibit 99.1 to the Registrant's Current Report in Form 8-K filed on December 14, 2007) incorporated by reference in Part IV.

     Mortgage Loan Purchase Agreement (Filed as Exhibit 99.2 to the Registrant's Current Report in Form 8-K filed on December 14, 2007) incorporated by reference in Part IV.

     Mortgage Loan Purchase Agreement (Filed as Exhibit 99.3 to the Registrant's Current Report in Form 8-K filed on December 14, 2007) incorporated by reference in Part IV.

     Mortgage Loan Purchase Agreement (Filed as Exhibit 99.4 to the Registrant's Current Report in Form 8-K filed on December 14, 2007) incorporated by reference in Part IV.

     Mortgage Loan Purchase Agreement (Filed as Exhibit 99.5 to the Registrant's Current Report in Form 8-K filed on December 14, 2007) incorporated by reference in Part IV.

                                     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments.

     Not Applicable.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     Not Applicable.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                                     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A.  Controls and Procedures.

     Not Applicable.

     ITEM 9A(T).  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     None.

                                     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.

     ITEM 14.  Principal Accounting Fees and Services.

     Not Applicable.

              ADDITIONAL ITEMS REQUIRED BY GENERAL INSTRUCTIONS J(2)

     Item 1112(b) of Regulation AB, Significant Obligor Financial
     Information.

     No single obligor represents 10% or more of the pool assets held by the issuing entity.

     Item 1114(b)(2) and Item 1115(b) of Regulation AB, Significant Enhancement Provider Information.

     None.

     Item 1117 of Regulation AB, Legal Proceedings.

     The registrant knows of no material pending legal proceedings involving the trust and all parties related to the trust, other than routine litigation incidental to the duties of those respective parties.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     The information regarding this Item has been previously disclosed in a 424(b)(5) filing dated November 28, 2007. No additional information regarding this Item has been identified since such 424(b)(5) filing.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

     See Exhibit 33 and 34 attached hereto under Item 15.

     For Wachovia Bank, National Association, a master servicer for the DDR Portfolio loan, the report on assessment of compliance and attestation report attached hereto under Item 15 describe the following instances of material noncompliance:

     With respect to servicing criterion 1122(d)(2)(i), certain payments on pool assets were not deposited into the appropriate custodial bank account within the timeframe as specified in the transaction agreement. Those payments were deposited into the appropriate custodial bank accounts after those timeframes. Management does not believe that this failure to follow the transaction agreements result in any loss of control over trust assets or in any impact to investors. Wachovia Bank, National Association implemented additional controls in 2008 to better monitor these processes and correct the non-compliance.

     With respect to servicing criterion 1122(d)(2)(ii), certain disbursements made via wire transfer were authorized by personnel for amounts greater than such personnel's approval limits. Management does not believe that this failure to follow internal procedures resulted in any incorrect wire transfers or in any impact to investors. Wachovia Bank, National Association implemented additional controls in 2007 to better monitor these processes and correct the non-compliance.

     For CWCapital LLC, as primary servicer to Capmark Finance Inc., the report on assessment of compliance and attestation report attached hereto under
     Item 15 state that with respect to servicing criterion 1122(d)(4)(x)(a) and certain mortgage loans primary serviced by CWCapital LLC, the servicer did not conduct an analysis of funds that were deposited in escrow accounts in trust for the related obligor on an annual basis.

     Item 1123 of Regulation AB, Servicer Compliance Statement.

     See Exhibit 35 attached hereto under Item 15.

                                     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

      Exhibit  Document

         4.1 Pooling and Servicing Agreement, dated as of November 1, 2007, among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Capmark Finance Inc., as a master servicer, Wachovia Bank, National Association, as a master servicer, LNR Partners, Inc., as special servicer, Wells Fargo Bank, N.A., as trustee and custodian, and Deutsche Bank Trust Company Americas, as certificate administrator and paying agent (the "Pooling and Servicing Agreement") (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 14, 2007 and incorporated by reference herein)

          31 Rule 13a-14(d)/15d-14(d) Certifications

          33 Reports on assessment of compliance with servicing criteria for asset-backed securities

            a) Capmark Finance Inc., master servicer under the Pooling and
               Servicing Agreement

            b) Capmark Finance Inc., primary servicer under the Pooling and Servicing Agreement

            c) CWCapital Asset Management LLC, special servicer for the
               Charles River Plaza North loan

            d) CWCapital LLC, primary servicer to Capmark Finance Inc.

            e) Deutsche Bank Trust Company Americas, certificate administrator and paying agent under the Pooling and Servicing Agreement

            f) First American Commerical Real Estate Services, Inc., sub-
               contractor to Wachovia Bank, National Association

            g) Global Real Estate Outsourcing, Inc., sub-contractor to Wachovia
               Bank, National Association

            h) KeyCorp Real Estate Capital Markets Inc., master servicer for the USFS Industrial Distribution Portfolio loan, 85 Tenth Avenue loan and Georgian Towers loan, and sub-servicer to Wachovia Bank, National Association

            i) LNR Partners, Inc., special servicer under the Pooling and
               Servicing Agreement and special servicer for the USFS Industrial Distribution Portfolio loan, 85 Tenth Avenue loan and Georgian Towers loan

            j) Wachovia Bank, National Association, master servicer under the Pooling and Servicing Agreement and master servicer for the Charles River Plaza North loan

            k) Wells Fargo Bank, N.A., custodian under the Pooling and
               Servicing Agreement, and custodian for the Charles River Plaza North Loan, USFS Industrial Distribution Portfolio loan, 85 Tenth Avenue loan and Georgain Towers loan.

            l) Wells Fargo Bank, N.A., trustee under the Pooling and Servicing
               Agreement

         34 Attestation Reports on assessment of compliance with servicing criteria for asset-backed securities

            a) Capmark Finance Inc., master servicer under the Pooling and
               Servicing Agreement

            b) Capmark Finance Inc., primary servicer under the Pooling and Servicing Agreement

            c) CWCapital Asset Management LLC, special servicer for the
               Charles River Plaza North loan

            d) CWCapital LLC, primary servicer to Capmark Finance Inc.

            e) Deutsche Bank Trust Company Americas, certificate administrator and paying agent under the Pooling and Servicing Agreement

            f) First American Commerical Real Estate Services, Inc., sub-
               contractor to Wachovia Bank, National Association

            g) Global Real Estate Outsourcing, Inc., sub-contractor to Wachovia
               Bank, National Association

            h) KeyCorp Real Estate Capital Markets Inc., master servicer for the USFS Industrial Distribution Portfolio loan, 85 Tenth Avenue loan and Georgian Towers loan, and sub-servicer to Wachovia Bank, National Association

            i) LNR Partners, Inc., special servicer under the Pooling and
               Servicing Agreement and special servicer for the USFS Industrial Distribution Portfolio loan, 85 Tenth Avenue loan and Georgian Towers loan

            j) Wachovia Bank, National Association, master servicer under the Pooling and Servicing Agreement and master servicer for the Charles River Plaza North loan

            k) Wells Fargo Bank, N.A., custodian under the Pooling and
               Servicing Agreement, and custodian for the Charles River Plaza North Loan, USFS Industrial Distribution Portfolio loan, 85 Tenth Avenue loan and Georgain Towers loan.

            l) Wells Fargo Bank, N.A., trustee under the Pooling and Servicing
               Agreement

         35 Servicer Compliance Statements

            a) Capmark Finance Inc., master servicer under the Pooling and
               Servicing Agreement

            b) CWCapital LLC, primary servicer to Capamrk Finance Inc.

            c) Deutsche Bank Trust Company Americas, certificate administrator and paying agent under the Pooling and Servicing Agreement

            d) KeyCorp Real Estate Capital Markets Inc., master servicer for the
               USFS Industrial Distribution Portfolio loan, 85 Tenth Avenue loan and Georgian Towers loan

            e) LNR Partners, Inc., special servicer for the USFS
               Industrial Distribution Portfolio loan, 85 Tenth Avenue loan and Georgian Towers loan

            f) LNR Partners, Inc., special servicer under the Pooling and
               Servicing Agreement

            g) Wachovia Bank, National Association, master servicer under the Pooling and Servicing Agreement

            h) Wachovia Bank, National Association, master servicer for the
               Charles River Plaza North loan

            i) Wells Fargo Bank, N.A., trustee under the Pooling and Servicing
               Agreement

         99.1 Mortgage Loan Purchase Agreement, dated as of November 29, 2007, between Deutsche Mortgage & Asset Receiving Corporation and Citigroup Global Markets Realty Corp. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on December 14, 2007 and incorporated by reference herein)

         99.2 Mortgage Loan Purchase Agreement, dated as of November 29, 2007, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on December 14, 2007 and incorporated by reference herein)

         99.3 Mortgage Loan Purchase Agreement, dated as of November 29, 2007, between Deutsche Mortgage & Asset Receiving Corporation and Artesia Mortgage Capital Corporation (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on December 14, 2007 and incorporated by reference herein)

         99.4 Mortgage Loan Purchase Agreement, dated as of November 29, 2007, between Deutsche Mortgage & Asset Receiving Corporation and SunTrust Bank (Filed as Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed on December 14, 2007 and incorporated by reference herein)

         99.5 Mortgage Loan Purchase Agreement, dated as of November 29, 2007, among Deutsche Mortgage & Asset Receiving Corporation, CWCapital Mortgage Securities I LLC, CWCapital Mortgage Securities VI LLC. and CWCapital LLC. (Filed as Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed on December 14, 2007 and incorporated by reference herein)

     (b) See (a) above.

     (c) Not Applicable.






                                      SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Deutsche Mortgage & Asset Receiving Corporation
(Depositor)



By:  /s/ Helaine M. Kaplan
     Name: Helaine M. Kaplan
     Title: President
     (Senior officer in charge of
     securitization of the depositor)

By:  /s/ Charles Y. Lee
     Name: Charles Y. Lee
     Title: Vice President

     Date: March 27, 2008

     EXHIBIT INDEX

     Exhibit Document

         4.1 Pooling and Servicing Agreement, dated as of November 1, 2007, among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Capmark Finance Inc., as a master servicer, Wachovia Bank, National Association, as a master servicer, LNR Partners, Inc., as special servicer, Wells Fargo Bank, N.A., as trustee and custodian, and Deutsche Bank Trust Company Americas, as certificate administrator and paying agent (the "Pooling and Servicing Agreement") (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 14, 2007 and incorporated by reference herein)

          31 Rule 13a-14(d)/15d-14(d) Certifications

          33 Reports on assessment of compliance with servicing criteria for asset-backed securities

            a) Capmark Finance Inc., master servicer under the Pooling and
               Servicing Agreement

            b) Capmark Finance Inc., primary servicer under the Pooling and Servicing Agreement

            c) CWCapital Asset Management LLC, special servicer for the
               Charles River Plaza North loan

            d) CWCapital LLC, primary servicer to Capmark Finance Inc.

            e) Deutsche Bank Trust Company Americas, certificate administrator and paying agent under the Pooling and Servicing Agreement

            f) First American Commerical Real Estate Services, Inc., sub-
               contractor to Wachovia Bank, National Association

            g) Global Real Estate Outsourcing, Inc., sub-contractor to Wachovia
               Bank, National Association

            h) KeyCorp Real Estate Capital Markets Inc., master servicer for the USFS Industrial Distribution Portfolio loan, 85 Tenth Avenue loan and Georgian Towers loan, and sub-servicer to Wachovia Bank, National Association

            i) LNR Partners, Inc., special servicer under the Pooling and
               Servicing Agreement and special servicer for the USFS Industrial Distribution Portfolio loan, 85 Tenth Avenue loan and Georgian Towers loan

            j) Wachovia Bank, National Association, master servicer under the Pooling and Servicing Agreement and master servicer for the Charles River Plaza North loan

            k) Wells Fargo Bank, N.A., custodian under the Pooling and
               Servicing Agreement, and custodian for the Charles River Plaza North Loan, USFS Industrial Distribution Portfolio loan, 85 Tenth Avenue loan and Georgain Towers loan.

            l) Wells Fargo Bank, N.A., trustee under the Pooling and Servicing
               Agreement

         34 Attestation Reports on assessment of compliance with servicing criteria for asset-backed securities

            a) Capmark Finance Inc., master servicer under the Pooling and
               Servicing Agreement

            b) Capmark Finance Inc., primary servicer under the Pooling and Servicing Agreement

            c) CWCapital Asset Management LLC, special servicer for the
               Charles River Plaza North loan

            d) CWCapital LLC, primary servicer to Capmark Finance Inc.

            e) Deutsche Bank Trust Company Americas, certificate administrator and paying agent under the Pooling and Servicing Agreement

            f) First American Commerical Real Estate Services, Inc., sub-
               contractor to Wachovia Bank, National Association

            g) Global Real Estate Outsourcing, Inc., sub-contractor to Wachovia
               Bank, National Association

            h) KeyCorp Real Estate Capital Markets Inc., master servicer for the USFS Industrial Distribution Portfolio loan, 85 Tenth Avenue loan and Georgian Towers loan, and sub-servicer to Wachovia Bank, National Association

            i) LNR Partners, Inc., special servicer under the Pooling and
               Servicing Agreement and special servicer for the USFS Industrial Distribution Portfolio loan, 85 Tenth Avenue loan and Georgian Towers loan

            j) Wachovia Bank, National Association, master servicer under the Pooling and Servicing Agreement and master servicer for the Charles River Plaza North loan

            k) Wells Fargo Bank, N.A., custodian under the Pooling and
               Servicing Agreement, and custodian for the Charles River Plaza North Loan, USFS Industrial Distribution Portfolio loan, 85 Tenth Avenue loan and Georgain Towers loan.

            l) Wells Fargo Bank, N.A., trustee under the Pooling and Servicing
               Agreement

         35 Servicer Compliance Statements

            a) Capmark Finance Inc., master servicer under the Pooling and
               Servicing Agreement

            b) CWCapital LLC, primary servicer to Capamrk Finance Inc.

            c) Deutsche Bank Trust Company Americas, certificate administrator and paying agent under the Pooling and Servicing Agreement

            d) KeyCorp Real Estate Capital Markets Inc., master servicer for the
               USFS Industrial Distribution Portfolio loan, 85 Tenth Avenue loan and Georgian Towers loan

            e) LNR Partners, Inc., special servicer for the USFS
               Industrial Distribution Portfolio loan, 85 Tenth Avenue loan and Georgian Towers loan

            f) LNR Partners, Inc., special servicer under the Pooling and
               Servicing Agreement

            g) Wachovia Bank, National Association, master servicer under the Pooling and Servicing Agreement

            h) Wachovia Bank, National Association, master servicer for the
               Charles River Plaza North loan

            i) Wells Fargo Bank, N.A., trustee under the Pooling and Servicing
               Agreement

         99.1 Mortgage Loan Purchase Agreement, dated as of November 29, 2007, between Deutsche Mortgage & Asset Receiving Corporation and Citigroup Global Markets Realty Corp. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on December 14, 2007 and incorporated by reference herein)

         99.2 Mortgage Loan Purchase Agreement, dated as of November 29, 2007, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on December 14, 2007 and incorporated by reference herein)

         99.3 Mortgage Loan Purchase Agreement, dated as of November 29, 2007, between Deutsche Mortgage & Asset Receiving Corporation and Artesia Mortgage Capital Corporation (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on December 14, 2007 and incorporated by reference herein)

         99.4 Mortgage Loan Purchase Agreement, dated as of November 29, 2007, between Deutsche Mortgage & Asset Receiving Corporation and SunTrust Bank (Filed as Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed on December 14, 2007 and incorporated by reference herein)

         99.5 Mortgage Loan Purchase Agreement, dated as of November 29, 2007, among Deutsche Mortgage & Asset Receiving Corporation, CWCapital Mortgage Securities I LLC, CWCapital Mortgage Securities VI LLC. and CWCapital LLC. (Filed as Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed on December 14, 2007 and incorporated by reference herein)